Form 10-K
period 2023-12-31
BMO 2023-5C1 Mortgage Trust
filed 2024-03-29
CIK 1984246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of issuing entity:333-255934-06

Central Index Key Number of the issuing entity: 0001984246

BMO 2023-5C1 Mortgage Trust

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor:0001861132

BMO Commercial Mortgage Securities LLC

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:0000927971

Bank of Montreal

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001840727

3650 Real Estate Investment Trust 2 LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001701238

Citi Real Estate Funding Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001755531

Societe Generale Financial Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001541502

Goldman Sachs Mortgage Company

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001548405

Starwood Mortgage Capital LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001592182

LMF Commercial, LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001089877

KeyBank National Association

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	38-4279403 38-4279404 (I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(667) 786‑1992

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ___

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ___

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ___

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

1.  The 11 West 42nd Street mortgage loan, which represented approximately 8.2% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Short Pump Town Center mortgage loan, which represented approximately 8.2% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 11 West 42nd Street mortgage loan, the Short Pump Town Center mortgage loan and each of the related companion loan(s) were serviced pursuant to the BMO 2023-5C1 PSA (as defined in Item 15 below) prior to September 28, 2023.  The 11 West 42nd Street mortgage loan, the Short Pump Town Center mortgage loan and each of the related companion loan(s) are serviced pursuant to BANK5 2023-5YR3 PSA (as defined in Item 15 below) on and after September 28, 2023.

2. The Heritage Plaza mortgage loan, which represented approximately 2.6% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Heritage Plaza mortgage loan and each of the related companion loan(s) were serviced pursuant to the Benchmark 2023-V2 PSA (as defined in Item 15 below) prior to September 28, 2023.  The Heritage Plaza mortgage loan and each of the related companion loan(s) are serviced pursuant to the BANK5 2023-5YR3 PSA (as defined in Item 15 below) on and after September 28, 2023.

3.  The Back Bay Office mortgage loan, which represented approximately 3.9% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Back Bay Office mortgage loan and each of the related companion loan(s) were serviced pursuant to the Benchmark 2023-B39 PSA (as defined in Item 15 below).

4.  The ICP/IRG Holdings Portfolio mortgage loan, which represented approximately 6.9% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Cumberland Mall mortgage loan, which represented approximately 6.8% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Harborside 2-3 mortgage loan, which represented approximately 3.9% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Green Acres mortgage loan, which represented approximately 0.7% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The ICP/IRG Holdings Portfolio mortgage loan, the Cumberland Mall mortgage loan, the Harborside 2-3 mortgage loan, the Green Acres mortgage loan and each of the related companion loan(s) were serviced pursuant to the Benchmark 2023-V2 PSA (as defined in Item 15 below).

5.  The Oxmoor Center mortgage loan, which represented approximately 2.9% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Select Parking NYC Portfolio mortgage loan, which represented approximately 1.3% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Oxmoor Center mortgage loan, the Select Parking NYC Portfolio mortgage loan and each of the related companion loan(s) are serviced pursuant to Benchmark 2023-V3 PSA (as defined in Item 15 below).

6.  The RH HQ mortgage loan, which represented approximately 1.8% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The RH HQ mortgage loan and each of the related companion loan(s) were serviced pursuant to the 3650R 2022-PF2 PSA (as defined in Item 15 below).

7.  The Museum Tower mortgage loan, which represented approximately 2.2% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Museum Tower mortgage loan and each of the related companion loan(s) were serviced pursuant to the MSWF 2023-1 PSA (as defined in Item 15 below).

8.  The Prime Storage Portfolio #3 mortgage loan, which represented approximately 1.3% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Prime Storage Portfolio #3 mortgage loan and each of the related companion loan(s) were serviced pursuant to the CGCMT 2023-PRM3 TSA (as defined in Item 15 below).

9.   Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) Situs Holdings, LLC, as special servicer for the Back Bay Office mortgage loan under the Benchmark 2023-B39 PSA, (ii) Berkadia Commercial Mortgage LLC, as servicer under the CGCMT 2023-PRM3 TSA, pursuant to which the Prime Storage Portfolio #3 mortgage loan is serviced, (iii)  Mount Street US (Georgia) LLP, as special servicer for the Prime Storage Portfolio #3 mortgage loan under the CGCMT 2023-PRM3 TSA, (iv) Wilmington Trust, National Association, as trustee under the CGCMT 2023-PRM3 TSA, pursuant to which the Prime Storage Portfolio #3 mortgage loan is serviced, and (v) Argentic Services Company LP, as special servicer for the Museum Tower mortgage loan under the MSWF 2023-1 PSA, are not included in this report on Form 10-K because each of Situs Holdings, LLC, Berkadia Commercial Mortgage LLC, Mount Street US (Georgia) LLP, Wilmington Trust, National Association and Argentic Services Company LP performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Computershare Trust Company, National Association as certificate administrator under the BANK 2023-5YR3 PSA, the Benchmark 2023-B39 PSA, the Benchmark 2023-V2 PSA, the Benchmark 2023-V3 PSA, the 3650R 2022-PF2 PSA, the MSWF 2023-1 PSA and the CGCMT 2023-PRM3 TSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

10.  This report on Form 10-K does not include the servicer compliance statements of (i) Situs Holdings, LLC, as special servicer for the Back Bay Office mortgage loan under the Benchmark 2023-B39 PSA, (ii) Berkadia Commercial Mortgage LLC, as servicer under the CGCMT 2023-PRM3 TSA, pursuant to which the Prime Storage Portfolio #3 mortgage loan is serviced, (iii)  Mount Street US (Georgia) LLP, as special servicer for the Prime Storage Portfolio #3 mortgage loan under the CGCMT 2023-PRM3 TSA and (iv) Argentic Services Company LP, as special servicer for the Museum Tower mortgage loan under the MSWF 2023-1 PSA], because each of Situs Holdings, LLC, Berkadia Commercial Mortgage LLC, Mount Street US (Georgia) LLP and Argentic Services Company LP is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of Computershare Trust Company, National Association as certificate administrator under the BANK 2023-5YR3 PSA, the Benchmark 2023-B39 PSA, the Benchmark 2023-V2 PSA, the Benchmark 2023-V3 PSA, the 3650R 2022-PF2 PSA, the MSWF 2023-1 PSA and the CGCMT 2023-PRM3 TSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

PART I
Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 1C.	Cybersecurity. Omitted.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures. Not applicable.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

With respect to the pool assets for BMO 2023-5C1 Mortgage Trust, there are no significant obligors within the meaning of Item 1101(k) of Regulation AB.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

Provided previously in the prospectus of the Registrant relating to the issuing entity and filed on August 16, 2023 pursuant to Rule 424(b)(2) of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as part of the report:

(1) Not Applicable

(2) Not Applicable

(3) Exhibits listed below are either included or incorporated by reference as indicated below:

(4.1) Pooling and Servicing Agreement, dated as of August 1, 2023 (the “BMO 2023-5C1 PSA”), among BMO Commercial Mortgage Securities LLC, as depositor, KeyBank National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated August 16, 2023, and filed on August 16, 2023 under Commission File No. 333-255934-06, and is incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of September 1, 2023 (the “BANK 2023-5YR3 PSA”), among Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Greystone Servicing Company LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated September 28, 2023, and filed on October 4, 2023 under Commission File No. 333-255934-06, and is incorporated by reference herein). (See Explanatory Note 1 and Explanatory Note 2)

(4.3) Pooling and Servicing Agreement, dated as of July 1, 2023 (the “Benchmark 2023-B39 PSA”), among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, K-Star Asset Management LLC, as a special servicer, Situs Holdings, LLC, solely with respect to the Back Bay Office Whole Loan, as a special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K dated August 16, 2023, and filed on August 16, 2023 under Commission File No. 333-255934-06, and is incorporated by reference herein). (See Explanatory Note 3)

(4.4) Pooling and Servicing Agreement, dated as of May 1, 2023 (the “Benchmark 2023-V2 PSA”), among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, BellOak, LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K dated August 16, 2023, and filed on August 16, 2023 under Commission File No. 333-255934-06, and is incorporated by reference herein). (See Explanatory Note 2 and Explanatory Note 4)

(4.5) Pooling and Servicing Agreement, dated as of July 1, 2023 (the “Benchmark 2023-V3 PSA”), among GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Greystone Servicing Company LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K dated August 16, 2023, and filed on August 16, 2023 under Commission File No. 333-255934-06, and is incorporated by reference herein). (See Explanatory Note 5)

(4.6) Pooling and Servicing Agreement, dated as of November 1, 2022 (the “3650R 2022-PF2 PSA”), among 3650 REIT Commercial Mortgage Securities II LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K dated August 16, 2023, and filed on August 16, 2023 under Commission File No. 333-255934-06, and is incorporated by reference herein). (See Explanatory Note 6)

(4.7) Pooling and Servicing Agreement, dated as of May 1, 2023 (the “MSWF 2023-1 PSA”), among Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Argentic Services Company LP, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator and trustee (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K dated August 16, 2023, and filed on August 16, 2023 under Commission File No. 333-255934-06, and is incorporated by reference herein). (See Explanatory Note 7)

(4.8) Trust and Servicing Agreement, dated as of June 29, 2023 (the “CGCMT 2023-PRM3 TSA”), among Citigroup Commercial Mortgage Securities Inc., as depositor, Berkadia Commercial Mortgage LLC, as servicer, Mount Street US (Georgia) LLP, as special servicer, Pentalpha Surveillance LLC, as operating advisor, Wilmington Trust, National Association, as trustee, and Computershare Trust Company, National Association, as certificate administrator (filed as Exhibit 4.7 to the registrant's Current Report on Form 8-K dated August 16, 2023, and filed on August 16, 2023 under Commission File No. 333-255934-06, and is incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certification..

33 Reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 9)

33.1 KeyBank National Association, as master servicer

33.2 3650 REIT Loan Servicing LLC, as special servicer

33.3 Pentalpha Surveillance LLC, as operating advisor

33.4 Computershare Trust Company, National Association, as certificate administrator and trustee

33.5 Computershare Trust Company, National Association, as custodian

33.6 Wells Fargo Bank, National Association, as master servicer under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan, the Heritage Plaza mortgage loan and the Short Pump Town Center mortgage loan are serviced on and after September 28, 2023.

33.7 Greystone Servicing Company LLC, as special servicer for the 11 West 42nd Street mortgage loan, the Heritage Plaza mortgage loan and the Short Pump Town Center mortgage loan under the BANK5 2023-5YR3 PSA on and after September 28, 2023.

33.8 Pentalpha Surveillance LLC, as operating advisor for the 11 West 42nd Street mortgage loan, the Heritage Plaza mortgage loan, and the Short Pump Town Center mortgage loan under the BANK5 2023-5YR3 PSA on and after September 28, 2023. (see Exhibit 33.3)

33.9 Computershare Trust Company, National Association, as custodian for the 11 West 42nd Street mortgage loan, the Heritage Plaza mortgage loan and the Short Pump Town Center mortgage loan under the BANK5 2023-5YR3 PSA on and after September 28, 2023. (see Exhibit 33.5)

33.10 Computershare Trust Company, National Association, as trustee under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan, the Heritage Plaza mortgage loan and the Short Pump Town Center mortgage loan are serviced on and after September 28, 2023. (see Exhibit 33.4)

33.11 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B39 PSA, pursuant to which the Back Bay Office mortgage loan is serviced.

33.12 Situs Holdings, LLC, as special servicer for the Back Bay Office mortgage loan under the Benchmark 2023-B39 PSA. (omitted; see Explanatory Note 9)

33.13 Park Bridge Lender Services LLC, as operating advisor for the Back Bay Office mortgage loan under the Benchmark 2023-B39 PSA.

33.14 Computershare Trust Company, National Association, as custodian for the Back Bay Office mortgage loan under the Benchmark 2023-B39 PSA. (see Exhibit 33.5)

33.15 Computershare Trust Company, National Association, as trustee under the Benchmark 2023-B39 PSA, pursuant to which the Back Bay Office mortgage loan is serviced. (see Exhibit 33.4)

33.16 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2023-V2 PSA, pursuant to which the ICP/IRG Holdings Portfolio mortgage loan, the Cumberland Mall mortgage loan, the Harborside 2-3 mortgage loan, the Heritage Plaza mortgage loan (prior to September 28 2023) and the Green Acres mortgage loan are serviced. (see Exhibit 33.11)

33.17 3650 REIT Loan Servicing LLC, as special servicer for the ICP/IRG Holdings Portfolio mortgage loan, the Cumberland Mall mortgage loan, the Harborside 2-3 mortgage loan, the Heritage Plaza mortgage loan (prior to September 28 2023) and the Green Acres mortgage loan under the BMARK 2023-V2 PSA. (see Exhibit 33.2)

33.18 BellOak, LLC, as operating advisor for the ICP/IRG Holdings Portfolio mortgage loan, the Cumberland Mall mortgage loan, the Harborside 2-3 mortgage loan, the Heritage Plaza mortgage loan (prior to September 28 2023) and the Green Acres mortgage loan under the BMARK 2023-V2 PSA.

33.19 Computershare Trust Company, National Association, as custodian for the ICP/IRG Holdings Portfolio mortgage loan, the Cumberland Mall mortgage loan, the Harborside 2-3 mortgage loan, the Heritage Plaza mortgage loan (prior to September 28 2023) and the Green Acres mortgage loan under the BMARK 2023-V2 PSA. (see Exhibit 33.5)

33.20 Computershare Trust Company, National Association, as trustee for the ICP/IRG Holdings Portfolio mortgage loan, the Cumberland Mall mortgage loan, the Harborside 2-3 mortgage loan, the Heritage Plaza mortgage loan (prior to September 28 2023) and the Green Acres mortgage loan under the BMARK 2023-V2 PSA. (see Exhibit 33.4)

33.21 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-V3 PSA, pursuant to which the Oxmoor Center mortgage loan and the Select Parking NYC Portfolio mortgage loan are serviced. (see Exhibit 33.11)

33.22 Greystone Servicing Company LLC, as special servicer for the Oxmoor Center mortgage loan and the Select Parking NYC Portfolio mortgage loan under the Benchmark 2023-V3 PSA. (see Exhibit 33.7)

33.23 Park Bridge Lender Services LLC, as operating advisor for the Oxmoor Center mortgage loan and the Select Parking NYC Portfolio mortgage loan under the Benchmark 2023-V3 PSA. (see Exhibit 33.13)

33.24 Computershare Trust Company, National Association, as custodian for the Oxmoor Center mortgage loan and the Select Parking NYC Portfolio mortgage loan under the Benchmark 2023-V3 PSA. (see Exhibit 33.5)

33.25 Computershare Trust Company, National Association, as trustee under the Benchmark 2023-V3 PSA, pursuant to which the Oxmoor Center mortgage loan and the Select Parking NYC Portfolio mortgage loan are serviced. (see Exhibit 33.4)

33.26 Berkadia Commercial Mortgage LLC, as servicer under the CGCMT 2023-PRM3 TSA, pursuant to which the Prime Storage Portfolio #3 mortgage loan is serviced. (omitted; see Explanatory Note 9)

33.27 Mount Street US (Georgia) LLP, as special servicer for the Prime Storage Portfolio #3 mortgage loan under the CGCMT 2023-PRM3 TSA. (omitted; see Explanatory Note 9)

33.28 Pentalpha Surveillance LLC, as operating advisor for the Prime Storage Portfolio #3 mortgage loan under the CGCMT 2023-PRM3 TSA. (see Exhibit 33.3)

33.29 Computershare Trust Company, National Association, as custodian for the Prime Storage Portfolio #3 mortgage loan under the CGCMT 2023-PRM3 TSA A. (see Exhibit 33.5)

 33.30 Wilmington Trust, National Association, as trustee under the CGCMT 2023-PRM3 TSA, pursuant to which the Prime Storage Portfolio #3 mortgage loan is serviced. (omitted; see Explanatory Note 9)

33.31 Wells Fargo Bank, National Association, as master servicer under the MSWF 2023-1 PSA, pursuant to which the Museum Tower mortgage loan is serviced. (see Exhibit 33.6)

33.32 Argentic Services Company LP, as special servicer for the Museum Tower mortgage loan under the MSWF 2023-1 PSA. (omitted; see Explanatory Note 9)

33.33 Pentalpha Surveillance LLC, as operating advisor for the Museum Tower mortgage loan under the MSWF 2023-1 PSA. (see Exhibit 33.3)

33.34 Computershare Trust Company, National Association, as custodian for the Museum Tower mortgage loan under the MSWF 2023-1 PSA. (see Exhibit 33.5)

33.35 Computershare Trust Company, National Association, as trustee under the MSWF 2023-1 PSA, pursuant to which the Museum Tower mortgage loan is serviced. (see Exhibit 33.4)

33.36 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the RH HQ mortgage loan is serviced. (see Exhibit 33.11)

33.37 3650 REIT Loan Servicing LLC, as special servicer for the RH HQ mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 33.2)

33.38 Park Bridge Lender Services LLC, as operating advisor for the RH HQ mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 33.13)

33.39 Computershare Trust Company, National Association, as custodian for the RH HQ mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 33.5)

33.40 Computershare Trust Company, National Association, as trustee under the 3650R 2022-PF2 PSA, pursuant to which the RH HQ mortgage loan is serviced. (see Exhibit 33.4)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 9)

34.1 KeyBank National Association, as master servicer

34.2 3650 REIT Loan Servicing LLC, as special servicer

34.3 Pentalpha Surveillance LLC, as operating advisor

34.4 Computershare Trust Company, National Association, as certificate administrator and trustee

34.5 Computershare Trust Company, National Association, as custodian

34.6 Wells Fargo Bank, National Association, as master servicer under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan, the Heritage Plaza mortgage loan and the Short Pump Town Center mortgage loan are serviced on and after September 28, 2023.

34.7 Greystone Servicing Company LLC, as special servicer for the 11 West 42nd Street mortgage loan, the Heritage Plaza mortgage loan and the Short Pump Town Center mortgage loan under the BANK5 2023-5YR3 PSA on and after September 28, 2023.

34.8 Pentalpha Surveillance LLC, as operating advisor for the 11 West 42nd Street mortgage loan, the Heritage Plaza mortgage loan, and the Short Pump Town Center mortgage loan under the BANK5 2023-5YR3 PSA on and after September 28, 2023. (see Exhibit 34.3)

34.9 Computershare Trust Company, National Association, as custodian for the 11 West 42nd Street mortgage loan, the Heritage Plaza mortgage loan and the Short Pump Town Center mortgage loan under the BANK5 2023-5YR3 PSA on and after September 28, 2023. (see Exhibit 34.5)

34.10 Computershare Trust Company, National Association, as trustee under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan, the Heritage Plaza mortgage loan and the Short Pump Town Center mortgage loan are serviced on and after September 28, 2023. (see Exhibit 34.4)

34.11 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B39 PSA, pursuant to which the Back Bay Office mortgage loan is serviced.

34.12 Situs Holdings, LLC, as special servicer for the Back Bay Office mortgage loan under the Benchmark 2023-B39 PSA. (omitted; see Explanatory Note 9)

34.13 Park Bridge Lender Services LLC, as operating advisor for the Back Bay Office mortgage loan under the Benchmark 2023-B39 PSA.

34.14 Computershare Trust Company, National Association, as custodian for the Back Bay Office mortgage loan under the Benchmark 2023-B39 PSA. (see Exhibit 34.5)

34.15 Computershare Trust Company, National Association, as trustee under the Benchmark 2023-B39 PSA, pursuant to which the Back Bay Office mortgage loan is serviced. (see Exhibit 34.4)

34.16 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2023-V2 PSA, pursuant to which the ICP/IRG Holdings Portfolio mortgage loan, the Cumberland Mall mortgage loan, the Harborside 2-3 mortgage loan, the Heritage Plaza mortgage loan (prior to September 28 2023) and the Green Acres mortgage loan are serviced. (see Exhibit 34.11)

34.17 3650 REIT Loan Servicing LLC, as special servicer for the ICP/IRG Holdings Portfolio mortgage loan, the Cumberland Mall mortgage loan, the Harborside 2-3 mortgage loan, the Heritage Plaza mortgage loan (prior to September 28 2023) and the Green Acres mortgage loan under the BMARK 2023-V2 PSA. (see Exhibit 34.2)

34.18 BellOak, LLC, as operating advisor for the ICP/IRG Holdings Portfolio mortgage loan, the Cumberland Mall mortgage loan, the Harborside 2-3 mortgage loan, the Heritage Plaza mortgage loan (prior to September 28 2023) and the Green Acres mortgage loan under the BMARK 2023-V2 PSA.

34.19 Computershare Trust Company, National Association, as custodian for the ICP/IRG Holdings Portfolio mortgage loan, the Cumberland Mall mortgage loan, the Harborside 2-3 mortgage loan, the Heritage Plaza mortgage loan (prior to September 28 2023) and the Green Acres mortgage loan under the BMARK 2023-V2 PSA. (see Exhibit 34.5)

34.20 Computershare Trust Company, National Association, as trustee for the ICP/IRG Holdings Portfolio mortgage loan, the Cumberland Mall mortgage loan, the Harborside 2-3 mortgage loan, the Heritage Plaza mortgage loan (prior to September 28 2023) and the Green Acres mortgage loan under the BMARK 2023-V2 PSA. (see Exhibit 34.4)

34.21 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-V3 PSA, pursuant to which the Oxmoor Center mortgage loan and the Select Parking NYC Portfolio mortgage loan are serviced. (see Exhibit 34.11)

34.22 Greystone Servicing Company LLC, as special servicer for the Oxmoor Center mortgage loan and the Select Parking NYC Portfolio mortgage loan under the Benchmark 2023-V3 PSA. (see Exhibit 34.7)

34.23 Park Bridge Lender Services LLC, as operating advisor for the Oxmoor Center mortgage loan and the Select Parking NYC Portfolio mortgage loan under the Benchmark 2023-V3 PSA. (see Exhibit 34.13)

34.24 Computershare Trust Company, National Association, as custodian for the Oxmoor Center mortgage loan and the Select Parking NYC Portfolio mortgage loan under the Benchmark 2023-V3 PSA. (see Exhibit 34.5)

34.25 Computershare Trust Company, National Association, as trustee under the Benchmark 2023-V3 PSA, pursuant to which the Oxmoor Center mortgage loan and the Select Parking NYC Portfolio mortgage loan are serviced. (see Exhibit 34.4)

34.26 Berkadia Commercial Mortgage LLC, as servicer under the CGCMT 2023-PRM3 TSA, pursuant to which the Prime Storage Portfolio #3 mortgage loan is serviced. (omitted; see Explanatory Note 9)

34.27 Mount Street US (Georgia) LLP, as special servicer for the Prime Storage Portfolio #3 mortgage loan under the CGCMT 2023-PRM3 TSA. (omitted; see Explanatory Note 9)

34.28 Pentalpha Surveillance LLC, as operating advisor for the Prime Storage Portfolio #3 mortgage loan under the CGCMT 2023-PRM3 TSA. (see Exhibit 34.3)

34.29 Computershare Trust Company, National Association, as custodian for the Prime Storage Portfolio #3 mortgage loan under the CGCMT 2023-PRM3 TSA A. (see Exhibit 34.5)

 34.30 Wilmington Trust, National Association, as trustee under the CGCMT 2023-PRM3 TSA, pursuant to which the Prime Storage Portfolio #3 mortgage loan is serviced. (omitted; see Explanatory Note 9)

34.31 Wells Fargo Bank, National Association, as master servicer under the MSWF 2023-1 PSA, pursuant to which the Museum Tower mortgage loan is serviced. (see Exhibit 34.6)

34.32 Argentic Services Company LP, as special servicer for the Museum Tower mortgage loan under the MSWF 2023-1 PSA. (omitted; see Explanatory Note 9)

34.33 Pentalpha Surveillance LLC, as operating advisor for the Museum Tower mortgage loan under the MSWF 2023-1 PSA. (see Exhibit 34.3) (omitted; see Explanatory Note 9)

34.34 Computershare Trust Company, National Association, as custodian for the Museum Tower mortgage loan under the MSWF 2023-1 PSA. (see Exhibit 34.5)

34.35 Computershare Trust Company, National Association, as trustee under the MSWF 2023-1 PSA, pursuant to which the Museum Tower mortgage loan is serviced. (see Exhibit 34.4)

34.36 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the RH HQ mortgage loan is serviced. (see Exhibit 34.11)

34.37 3650 REIT Loan Servicing LLC, as special servicer for the RH HQ mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 34.2)

34.38 Park Bridge Lender Services LLC, as operating advisor for the RH HQ mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 34.13)

34.39 Computershare Trust Company, National Association, as custodian for the RH HQ mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 34.5)

34.40 Computershare Trust Company, National Association, as trustee under the 3650R 2022-PF2 PSA, pursuant to which the RH HQ mortgage loan is serviced. (see Exhibit 34.4)

35 Servicer compliance statement. (See Explanatory Note 10)

35.1 KeyBank National Association, as master servicer

35.2 3650 REIT Loan Servicing LLC, as special servicer

35.3 Computershare Trust Company, National Association, as certificate administrator

35.4 Wells Fargo Bank, National Association, as master servicer under the BANK5 2023-5YR3 PSA pursuant to which the 11 West 42nd Street mortgage loan, the Heritage Plaza mortgage loan and the Short Pump Town Center mortgage loan are serviced on and after September 28, 2023.

35.5 Greystone Servicing Company LLC, as special servicer for the 11 West 42nd Street mortgage loan, the Heritage Plaza mortgage loan and the Short Pump Town Center mortgage loan under the BANK5 2023-5YR3 PSA on and after September 28, 2023.

35.6 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B39 PSA, pursuant to which the Back Bay Office mortgage loan is serviced.

35.7 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2023-V2 PSA, pursuant to which the ICP/IRG Holdings Portfolio mortgage loan, the Cumberland Mall mortgage loan, the Harborside 2-3 mortgage loan, the Heritage Plaza mortgage loan (prior to September 28 2023) and the Green Acres mortgage loan are serviced. (see Exhibit 35.6)

35.8 3650 REIT Loan Servicing LLC, as special servicer for the ICP/IRG Holdings Portfolio mortgage loan, the Cumberland Mall mortgage loan, the Harborside 2-3 mortgage loan, the Heritage Plaza mortgage loan (prior to September 28 2023) and the Green Acres mortgage loan under the BMARK 2023-V2 PSA. (see Exhibit 35.2)

35.9 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-V3 PSA, pursuant to which the Oxmoor Center mortgage loan and the Select Parking NYC Portfolio mortgage loan are serviced. (see Exhibit 35.6)

35.10 Greystone Servicing Company LLC, as special servicer for the Oxmoor Center mortgage loan and the Select Parking NYC Portfolio mortgage loan under the Benchmark 2023-V3 PSA. (see Exhibit 35.5)

35.11 Wells Fargo Bank, National Association, as master servicer under the MSWF 2023-1 PSA, pursuant to which the Museum Tower mortgage loan is serviced. (see Exhibit 35.4)

35.12 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the RH HQ mortgage loan is serviced. (see Exhibit 35.6)

35.13 3650 REIT Loan Servicing LLC, as special servicer for the RH HQ mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 35.2)

99.1 Mortgage Loan Purchase Agreement, dated as of August 1, 2023, between Bank of Montreal and BMO Commercial Mortgage Securities LLC, pursuant to which Bank of Montreal sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K dated August 16, 2023, and filed on August 16, 2023 under Commission File No. 333-255934-06, and is incorporated by reference herein).

99.2 Mortgage Loan Purchase Agreement, dated as of August 1, 2023, between 3650 Real Estate Investment Trust 2 LLC and BMO Commercial Mortgage Securities LLC, pursuant to which 3650 Real Estate Investment Trust 2 LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K dated August 16, 2023, and filed on August 16, 2023 under Commission File No. 333-255934-06, and is incorporated by reference herein).

99.3 Mortgage Loan Purchase Agreement, dated as of August 1, 2023, between Citi Real Estate Funding Inc. and BMO Commercial Mortgage Securities LLC, pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K dated August 16, 2023, and filed on August 16, 2023 under Commission File No. 333-255934-06, and is incorporated by reference herein).

99.4 Mortgage Loan Purchase Agreement, dated as of August 1, 2023, between German American Capital Corporation and BMO Commercial Mortgage Securities LLC, pursuant to which German American Capital Corporation sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K dated August 16, 2023, and filed on August 16, 2023 under Commission File No. 333-255934-06, and is incorporated by reference herein).

99.5 Mortgage Loan Purchase Agreement, dated as of August 1, 2023, between Goldman Sachs Mortgage Company and BMO Commercial Mortgage Securities LLC, pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K dated August 16, 2023, and filed on August 16, 2023 under Commission File No. 333-255934-06, and is incorporated by reference herein).

99.6 Mortgage Loan Purchase Agreement, dated as of August 1, 2023, between KeyBank National Association and BMO Commercial Mortgage Securities LLC, pursuant to which KeyBank National Association sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K dated August 16, 2023, and filed on August 16, 2023 under Commission File No. 333-255934-06, and is incorporated by reference herein).

99.7 Mortgage Loan Purchase Agreement, dated as of August 1, 2023, between LMF Commercial, LLC and BMO Commercial Mortgage Securities LLC, pursuant to which LMF Commercial, LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K dated August 16, 2023, and filed on August 16, 2023 under Commission File No. 333-255934-06, and is incorporated by reference herein).

99.8 Mortgage Loan Purchase Agreement, dated as of August 1, 2023, between Societe Generale Financial Corporation, Société Générale and BMO Commercial Mortgage Securities LLC, pursuant to which Societe Generale Financial Corporation sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K dated August 16, 2023, and filed on August 16, 2023 under Commission File No. 333-255934-06, and is incorporated by reference herein).

99.9 Mortgage Loan Purchase Agreement, dated as of August 1, 2023, between Starwood Mortgage Capital LLC and BMO Commercial Mortgage Securities LLC, pursuant to which Starwood Mortgage Capital LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K dated August 16, 2023, and filed on August 16, 2023 under Commission File No. 333-255934-06, and is incorporated by reference herein).

 (b) The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMO Commercial Mortgage Securities LLC

(Depositor)

/s/ Paul Vanderslice

Paul Vanderslice, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 29, 2024