Form 10-K
period 2025-12-31
BMO 2023-5C1 Mortgage Trust
filed 2026-03-31
CIK 1984246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

  Not applicable.

EXPLANATORY NOTES

1.  The 11 West 42nd Street mortgage loan, which represented approximately 8.2% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Short Pump Town Center mortgage loan, which represented approximately 8.2% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Heritage Plaza mortgage loan, which represented approximately 2.6% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The 11 West 42nd Street mortgage loan, the Short Pump Town Center mortgage loan and the Heritage Plaza mortgage loan and each of the related companion loan(s) are serviced pursuant to BANK5 2023-5YR3 PSA (as defined in Item 15 below). Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the BANK5 2023-5YR3 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-255934-06.

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

6.  The Museum Tower mortgage loan, which represented approximately 2.2% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Museum Tower mortgage loan and each of the related companion loan(s) are serviced pursuant to the MSWF 2023-1 PSA (as defined in Item 15 below).  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the MSWF 2023-1 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-255934-06.

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

(4.2) Pooling and Servicing Agreement, dated as of September 1, 2023 (the “BANK 2023-5YR3 PSA”), among Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, Greystone Servicing Company LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated September 28, 2023, and filed on October 4, 2023 under Commission File No. 333-255934-06, and is incorporated by reference herein). (See Explanatory Note 1)

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

(4.7) Pooling and Servicing Agreement, dated as of May 1, 2023 (the “MSWF 2023-1 PSA”), among Morgan Stanley Capital I Inc., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, Argentic Services Company LP, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator and trustee (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K dated August 16, 2023, and filed on August 16, 2023 under Commission File No. 333-255934-06, and is incorporated by reference herein). (See Explanatory Note 6)

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

33.2 3650 REIT Loan Servicing LLC, as special servicer

33.3 Pentalpha Surveillance LLC, as operating advisor

33.4 Computershare Trust Company, National Association, as certificate administrator and trustee

33.5 Computershare Trust Company, National Association, as custodian

33.6 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan, the Heritage Plaza mortgage loan and the Short Pump Town Center mortgage loan are serviced.

33.7 Trimont LLC, as master servicer on and after March 1, 2025 under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan, the Heritage Plaza mortgage loan and the Short Pump Town Center mortgage loan are serviced.

33.8 CoreLogic Solutions, LLC, as servicing function participant under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan, the Heritage Plaza mortgage loan and the Short Pump Town Center mortgage loan are serviced.

33.9 Greystone Servicing Company LLC, as special servicer for the 11 West 42nd Street mortgage loan, the Heritage Plaza mortgage loan and the Short Pump Town Center mortgage loan under the BANK5 2023-5YR3 PSA.

33.10 Pentalpha Surveillance LLC, as operating advisor for the 11 West 42nd Street mortgage loan, the Heritage Plaza mortgage loan, and the Short Pump Town Center mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 33.3)

33.11 Computershare Trust Company, National Association, as custodian for the 11 West 42nd Street mortgage loan, the Heritage Plaza mortgage loan and the Short Pump Town Center mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 33.5)

33.12 Computershare Trust Company, National Association, as trustee under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan, the Heritage Plaza mortgage loan and the Short Pump Town Center mortgage loan are serviced. (see Exhibit 33.4)

33.13 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B39 PSA, pursuant to which the Back Bay Office mortgage loan is serviced.

33.14 Situs Holdings, LLC, as special servicer for the Back Bay Office mortgage loan under the Benchmark 2023-B39 PSA. (omitted; see Explanatory Note 8)

33.15 Park Bridge Lender Services LLC, as operating advisor for the Back Bay Office mortgage loan under the Benchmark 2023-B39 PSA.

33.16 Computershare Trust Company, National Association, as custodian for the Back Bay Office mortgage loan under the Benchmark 2023-B39 PSA. (see Exhibit 33.5)

33.17 Computershare Trust Company, National Association, as trustee under the Benchmark 2023-B39 PSA, pursuant to which the Back Bay Office mortgage loan is serviced. (see Exhibit 33.4)

33.18 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2023-V2 PSA, pursuant to which the ICP/IRG Holdings Portfolio mortgage loan, the Cumberland Mall mortgage loan, the Harborside 2-3 mortgage loan and the Green Acres mortgage loan are serviced. (see Exhibit 33.13)

33.19 3650 REIT Loan Servicing LLC, as special servicer for the ICP/IRG Holdings Portfolio mortgage loan, the Cumberland Mall mortgage loan, the Harborside 2-3 mortgage loan and the Green Acres mortgage loan under the BMARK 2023-V2 PSA. (see Exhibit 33.2)

33.20 BellOak, LLC, as operating advisor for the ICP/IRG Holdings Portfolio mortgage loan, the Cumberland Mall mortgage loan, the Harborside 2-3 mortgage loan and the Green Acres mortgage loan under the BMARK 2023-V2 PSA.

33.21 Computershare Trust Company, National Association, as custodian for the ICP/IRG Holdings Portfolio mortgage loan, the Cumberland Mall mortgage loan, the Harborside 2-3 mortgage loan and the Green Acres mortgage loan under the BMARK 2023-V2 PSA. (see Exhibit 33.5)

33.22 Computershare Trust Company, National Association, as trustee for the ICP/IRG Holdings Portfolio mortgage loan, the Cumberland Mall mortgage loan, the Harborside 2-3 mortgage loan and the Green Acres mortgage loan under the BMARK 2023-V2 PSA. (see Exhibit 33.4)

33.23 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-V3 PSA, pursuant to which the Oxmoor Center mortgage loan and the Select Parking NYC Portfolio mortgage loan are serviced. (see Exhibit 33.13)

33.24 Greystone Servicing Company LLC, as special servicer for the Oxmoor Center mortgage loan and the Select Parking NYC Portfolio mortgage loan under the Benchmark 2023-V3 PSA. (see Exhibit 33.9)

33.25 Park Bridge Lender Services LLC, as operating advisor for the Oxmoor Center mortgage loan and the Select Parking NYC Portfolio mortgage loan under the Benchmark 2023-V3 PSA. (see Exhibit 33.15)

33.26 Computershare Trust Company, National Association, as custodian for the Oxmoor Center mortgage loan and the Select Parking NYC Portfolio mortgage loan under the Benchmark 2023-V3 PSA. (see Exhibit 33.5)

33.27 Computershare Trust Company, National Association, as trustee under the Benchmark 2023-V3 PSA, pursuant to which the Oxmoor Center mortgage loan and the Select Parking NYC Portfolio mortgage loan are serviced. (see Exhibit 33.4)

33.28 Berkadia Commercial Mortgage LLC, as servicer under the CGCMT 2023-PRM3 TSA, pursuant to which the Prime Storage Portfolio #3 mortgage loan is serviced. (omitted; see Explanatory Note 8)

33.29 Mount Street US (Georgia) LLP, as special servicer for the Prime Storage Portfolio #3 mortgage loan under the CGCMT 2023-PRM3 TSA. (omitted; see Explanatory Note 8)

33.30 Pentalpha Surveillance LLC, as operating advisor for the Prime Storage Portfolio #3 mortgage loan under the CGCMT 2023-PRM3 TSA. (see Exhibit 33.3)

33.31 Computershare Trust Company, National Association, as custodian for the Prime Storage Portfolio #3 mortgage loan under the CGCMT 2023-PRM3 TSA (see Exhibit 33.5)

33.32 Wilmington Trust, National Association, as trustee under the CGCMT 2023-PRM3 TSA, pursuant to which the Prime Storage Portfolio #3 mortgage loan is serviced. (omitted; see Explanatory Note 8)

33.33 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the MSWF 2023-1 PSA, pursuant to which the Museum Tower mortgage loan is serviced. (see Exhibit 33.6)

33.34 Trimont LLC, as master servicer on and after March 1, 2025 under the MSWF 2023-1 PSA, pursuant to which the Museum Tower mortgage loan is serviced. (see Exhibit 33.7)

33.35 CoreLogic Solutions, LLC, as servicing function participant under the MSWF 2023-1 PSA, pursuant to which the Museum Tower mortgage loan is serviced. (see Exhibit 33.8)

33.36 Argentic Services Company LP, as special servicer for the Museum Tower mortgage loan under the MSWF 2023-1 PSA. (omitted; see Explanatory Note 8)

33.37 Pentalpha Surveillance LLC, as operating advisor for the Museum Tower mortgage loan under the MSWF 2023-1 PSA. (see Exhibit 33.3)

33.38 Computershare Trust Company, National Association, as custodian for the Museum Tower mortgage loan under the MSWF 2023-1 PSA. (see Exhibit 33.5)

33.39 Computershare Trust Company, National Association, as trustee under the MSWF 2023-1 PSA, pursuant to which the Museum Tower mortgage loan is serviced. (see Exhibit 33.4)

33.40 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the RH HQ mortgage loan is serviced. (see Exhibit 33.13)

33.41 3650 REIT Loan Servicing LLC, as special servicer for the RH HQ mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 33.2)

33.42 Park Bridge Lender Services LLC, as operating advisor for the RH HQ mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 33.15)

33.43 Computershare Trust Company, National Association, as custodian for the RH HQ mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 33.5)

33.44 Computershare Trust Company, National Association, as trustee under the 3650R 2022-PF2 PSA, pursuant to which the RH HQ mortgage loan is serviced. (see Exhibit 33.4)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 8)

34.1 KeyBank National Association, as master servicer

34.2 3650 REIT Loan Servicing LLC, as special servicer

34.3 Pentalpha Surveillance LLC, as operating advisor

34.4 Computershare Trust Company, National Association, as certificate administrator and trustee

34.5 Computershare Trust Company, National Association, as custodian

34.6 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan, the Heritage Plaza mortgage loan and the Short Pump Town Center mortgage loan are serviced.

34.7 Trimont LLC, as master servicer on and after March 1, 2025 under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan, the Heritage Plaza mortgage loan and the Short Pump Town Center mortgage loan are serviced.

34.8 CoreLogic Solutions, LLC, as servicing function participant under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan, the Heritage Plaza mortgage loan and the Short Pump Town Center mortgage loan are serviced.

34.9 Greystone Servicing Company LLC, as special servicer for the 11 West 42nd Street mortgage loan, the Heritage Plaza mortgage loan and the Short Pump Town Center mortgage loan under the BANK5 2023-5YR3 PSA.

34.10 Pentalpha Surveillance LLC, as operating advisor for the 11 West 42nd Street mortgage loan, the Heritage Plaza mortgage loan, and the Short Pump Town Center mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 34.3)

34.11 Computershare Trust Company, National Association, as custodian for the 11 West 42nd Street mortgage loan, the Heritage Plaza mortgage loan and the Short Pump Town Center mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 34.5)

34.12 Computershare Trust Company, National Association, as trustee under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan, the Heritage Plaza mortgage loan and the Short Pump Town Center mortgage loan are serviced. (see Exhibit 34.4)

34.13 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B39 PSA, pursuant to which the Back Bay Office mortgage loan is serviced.

34.14 Situs Holdings, LLC, as special servicer for the Back Bay Office mortgage loan under the Benchmark 2023-B39 PSA. (omitted; see Explanatory Note 8)

34.15 Park Bridge Lender Services LLC, as operating advisor for the Back Bay Office mortgage loan under the Benchmark 2023-B39 PSA.

34.16 Computershare Trust Company, National Association, as custodian for the Back Bay Office mortgage loan under the Benchmark 2023-B39 PSA. (see Exhibit 34.5)

34.17 Computershare Trust Company, National Association, as trustee under the Benchmark 2023-B39 PSA, pursuant to which the Back Bay Office mortgage loan is serviced. (see Exhibit 34.4)

34.18 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2023-V2 PSA, pursuant to which the ICP/IRG Holdings Portfolio mortgage loan, the Cumberland Mall mortgage loan, the Harborside 2-3 mortgage loan and the Green Acres mortgage loan are serviced. (see Exhibit 34.13)

34.19 3650 REIT Loan Servicing LLC, as special servicer for the ICP/IRG Holdings Portfolio mortgage loan, the Cumberland Mall mortgage loan, the Harborside 2-3 mortgage loan and the Green Acres mortgage loan under the BMARK 2023-V2 PSA. (see Exhibit 34.2)

34.20 BellOak, LLC, as operating advisor for the ICP/IRG Holdings Portfolio mortgage loan, the Cumberland Mall mortgage loan, the Harborside 2-3 mortgage loan and the Green Acres mortgage loan under the BMARK 2023-V2 PSA.

34.21 Computershare Trust Company, National Association, as custodian for the ICP/IRG Holdings Portfolio mortgage loan, the Cumberland Mall mortgage loan, the Harborside 2-3 mortgage loan and the Green Acres mortgage loan under the BMARK 2023-V2 PSA. (see Exhibit 34.5)

34.22 Computershare Trust Company, National Association, as trustee for the ICP/IRG Holdings Portfolio mortgage loan, the Cumberland Mall mortgage loan, the Harborside 2-3 mortgage loan and the Green Acres mortgage loan under the BMARK 2023-V2 PSA. (see Exhibit 34.4)

34.23 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-V3 PSA, pursuant to which the Oxmoor Center mortgage loan and the Select Parking NYC Portfolio mortgage loan are serviced. (see Exhibit 34.13)

34.24 Greystone Servicing Company LLC, as special servicer for the Oxmoor Center mortgage loan and the Select Parking NYC Portfolio mortgage loan under the Benchmark 2023-V3 PSA. (see Exhibit 34.9)

34.25 Park Bridge Lender Services LLC, as operating advisor for the Oxmoor Center mortgage loan and the Select Parking NYC Portfolio mortgage loan under the Benchmark 2023-V3 PSA. (see Exhibit 34.15)

34.26 Computershare Trust Company, National Association, as custodian for the Oxmoor Center mortgage loan and the Select Parking NYC Portfolio mortgage loan under the Benchmark 2023-V3 PSA. (see Exhibit 34.5)

34.27 Computershare Trust Company, National Association, as trustee under the Benchmark 2023-V3 PSA, pursuant to which the Oxmoor Center mortgage loan and the Select Parking NYC Portfolio mortgage loan are serviced. (see Exhibit 34.4)

34.28 Berkadia Commercial Mortgage LLC, as servicer under the CGCMT 2023-PRM3 TSA, pursuant to which the Prime Storage Portfolio #3 mortgage loan is serviced. (omitted; see Explanatory Note 8)

34.29 Mount Street US (Georgia) LLP, as special servicer for the Prime Storage Portfolio #3 mortgage loan under the CGCMT 2023-PRM3 TSA. (omitted; see Explanatory Note 8)

34.30 Pentalpha Surveillance LLC, as operating advisor for the Prime Storage Portfolio #3 mortgage loan under the CGCMT 2023-PRM3 TSA. (see Exhibit 34.3)

34.31 Computershare Trust Company, National Association, as custodian for the Prime Storage Portfolio #3 mortgage loan under the CGCMT 2023-PRM3 TSA (see Exhibit 34.5)

34.32 Wilmington Trust, National Association, as trustee under the CGCMT 2023-PRM3 TSA, pursuant to which the Prime Storage Portfolio #3 mortgage loan is serviced. (omitted; see Explanatory Note 8)

34.33 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the MSWF 2023-1 PSA, pursuant to which the Museum Tower mortgage loan is serviced. (see Exhibit 34.6)

34.34 Trimont LLC, as master servicer on and after March 1, 2025 under the MSWF 2023-1 PSA, pursuant to which the Museum Tower mortgage loan is serviced. (see Exhibit 34.7)

34.35 CoreLogic Solutions, LLC, as servicing function participant under the MSWF 2023-1 PSA, pursuant to which the Museum Tower mortgage loan is serviced. (see Exhibit 34.8)

34.36 Argentic Services Company LP, as special servicer for the Museum Tower mortgage loan under the MSWF 2023-1 PSA. (omitted; see Explanatory Note 8)

34.37 Pentalpha Surveillance LLC, as operating advisor for the Museum Tower mortgage loan under the MSWF 2023-1 PSA. (see Exhibit 34.3)

34.38 Computershare Trust Company, National Association, as custodian for the Museum Tower mortgage loan under the MSWF 2023-1 PSA. (see Exhibit 34.5)

34.39 Computershare Trust Company, National Association, as trustee under the MSWF 2023-1 PSA, pursuant to which the Museum Tower mortgage loan is serviced. (see Exhibit 34.4)

34.40 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the RH HQ mortgage loan is serviced. (see Exhibit 34.13)

34.41 3650 REIT Loan Servicing LLC, as special servicer for the RH HQ mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 34.2)

34.42 Park Bridge Lender Services LLC, as operating advisor for the RH HQ mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 34.15)

34.43 Computershare Trust Company, National Association, as custodian for the RH HQ mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 34.5)

34.44 Computershare Trust Company, National Association, as trustee under the 3650R 2022-PF2 PSA, pursuant to which the RH HQ mortgage loan is serviced. (see Exhibit 34.4)

35 Servicer compliance statement. (See Explanatory Note 9)

35.1 KeyBank National Association, as master servicer

35.2 3650 REIT Loan Servicing LLC, as special servicer

35.3 Computershare Trust Company, National Association, as certificate administrator

35.4 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BANK5 2023-5YR3 PSA pursuant to which the 11 West 42nd Street mortgage loan, the Heritage Plaza mortgage loan and the Short Pump Town Center mortgage loan are serviced.

35.5 Trimont LLC, as master servicer on and after March 1, 2025 under the BANK5 2023-5YR3 PSA pursuant to which the 11 West 42nd Street mortgage loan, the Heritage Plaza mortgage loan and the Short Pump Town Center mortgage loan are serviced.

35.6 Greystone Servicing Company LLC, as special servicer for the 11 West 42nd Street mortgage loan, the Heritage Plaza mortgage loan and the Short Pump Town Center mortgage loan under the BANK5 2023-5YR3 PSA.

35.7 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B39 PSA, pursuant to which the Back Bay Office mortgage loan is serviced.

35.8 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2023-V2 PSA, pursuant to which the ICP/IRG Holdings Portfolio mortgage loan, the Cumberland Mall mortgage loan, the Harborside 2-3 mortgage loan and the Green Acres mortgage loan are serviced. (see Exhibit 35.7)

35.9 3650 REIT Loan Servicing LLC, as special servicer for the ICP/IRG Holdings Portfolio mortgage loan, the Cumberland Mall mortgage loan, the Harborside 2-3 mortgage loan and the Green Acres mortgage loan under the BMARK 2023-V2 PSA. (see Exhibit 35.2)

35.10 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-V3 PSA, pursuant to which the Oxmoor Center mortgage loan and the Select Parking NYC Portfolio mortgage loan are serviced. (see Exhibit 35.7)

35.11 Greystone Servicing Company LLC, as special servicer for the Oxmoor Center mortgage loan and the Select Parking NYC Portfolio mortgage loan under the Benchmark 2023-V3 PSA. (see Exhibit 35.6)

35.12 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the MSWF 2023-1 PSA, pursuant to which the Museum Tower mortgage loan is serviced. (see Exhibit 35.4)

35.13 Trimont LLC, as master servicer on and after March 1, 2025 under the MSWF 2023-1 PSA, pursuant to which the Museum Tower mortgage loan is serviced. (see Exhibit 35.5)

35.14 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the RH HQ mortgage loan is serviced. (see Exhibit 35.7)

35.15 3650 REIT Loan Servicing LLC, as special servicer for the RH HQ mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 35.2)

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

Date: March 31, 2026